Form 10-K405
period 2001-12-31
CHASE MANHATTAN AUTO OWNER TRUST 2000-A
filed 2002-03-29
CIK 1129015

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-74600

                Chase Manhattan Auto Owner Trust 2000-A (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                        22-2382028
(State or Other Jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)

White Clay Center, Building 200, Newark, DE                   19711
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class         Name of Each Exchange of Which Registered
                 NONE                                N/A

Securities registered pursuant to Section 12(g) of the Act:
                 NONE
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES X NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. _____ X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report.

         The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.


Introductory Note

         Chase Manhattan Auto Owner Trust 2000-A (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as depositor, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2001, was $795,402,608.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2001, was $18,627,504.31.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2001, was $7,606,497.00, or 0.96% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2001, was $4,083,220.00, or 0.41% of the average aggregate outstanding principal balance of the receivables for that year.

Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.


Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of three outstanding classes of notes (the "Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2001, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2001, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class                              No. of Holders
                  -----                              --------------
                  A-2                                      17
                  A-3                                      22
                  A-4                                      35
                  Certificates                             15

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.           Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Part III

Item 10.          Directors and Executive Officers of the Registrant

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

------------------------------------------------------------------------------------------------------------------
                                    Name & Address of Participant                  Original Certificate   % Class
                                                                                   Principal Balance
------------------------------------------------------------------------------------------------------------------
Class A-2                           Bank of New York (The)                               $47,139,000       16.14%
                                    925 Patterson Plank Road
                                    Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                    Citibank, N.A.                                       $62,350,000       21.35%
                                    3800 Citibank Center
                                    Tampa, FL  33630-9122
------------------------------------------------------------------------------------------------------------------
                                    Investors Bank & Trust Company                       $30,000,000       10.27%
                                    200 Clarendon Street, 9th Floor
                                    Boston, MA  02116
------------------------------------------------------------------------------------------------------------------
                                    JPMorgan Chase Bank                                  $58,530,000       20.04%
                                    C/O JP Morgan Investor Services
                                    14201 Dallas Pkwy, 12th Floor
                                    Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                                    State Street Bank & Trust Company                    $56,000,000       19.18%
                                    1776 Heritage Drive
                                    Global Corporate Action Unit JAB 5NW
                                    No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------------
Class A-3                           Bank of New York (The)                               $29,750,000        7.49%
                                    925 Patterson Plank Road
                                    Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                    Citibank, N.A.                                       $24,305,000        6.12%
                                    3800 Citibank Center
                                    Tampa, FL  33630-9122
------------------------------------------------------------------------------------------------------------------
                                    Fleet National Bank                                  $29,500,000        7.43%
                                    159 East Main Street
                                    Rochester, NY  14638
------------------------------------------------------------------------------------------------------------------
                                    Investors Bank & Trust Company                       $50,175,000       12.64%
                                    200 Clarendon Street, 9th Floor
                                    Boston, MA  02116
------------------------------------------------------------------------------------------------------------------
                                    JPMorgan Chase Bank                                  $37,800,000        9.52%
                                    C/O JP Morgan Investor Services
                                    14201 Dallas Pkwy, 12th Floor
                                    Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                                    Merrill Lynch, Pierce Fenner & Smith                $112,500,000       28.34%
                                    4 Corporate Place
                                    Piscataway, NJ  08854
------------------------------------------------------------------------------------------------------------------
Class A-4                           Bank of New York (The)                               $36,165,000       12.30%
                                    925 Patterson Plank Road
                                    Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                    Boston Safe Deposit and Trust Company                $22,450,000        7.64%
                                    525 William Penn Place
                                    Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------
                                    Brown Brothers Harriman & Co.                        $21,210,000        7.21%
                                    63 Wall Street, 8th Floor
                                    New York, NY  10005
------------------------------------------------------------------------------------------------------------------
                                    Citibank, N.A.                                       $19,225,000        6.54%
                                    3800 Citibank Center
                                    Tampa, FL  33630-9122
------------------------------------------------------------------------------------------------------------------
                                    JPMorgan Chase Bank                                  $71,190,000       24.21%
                                    C/O JP Morgan Investor Services
                                    14201 Dallas Pkwy, 12th Floor
                                    Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                                    Northern Trust Company (The)                         $16,435,000        5.59%
                                    801 S. Canal C-IN
                                    Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------
                                    State Street Bank & Trust Company                    $37,960,000       12.91%
                                    1776 Heritage Drive
                                    Global Corporate Action Unit JAB 5NW
                                    No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                    Name & Address of Participant                  Original Certificate   % Class
                                                                                   Principal Balance
------------------------------------------------------------------------------------------------------------------
Certificates                        Bank of New York (The)                                $6,980,000       18.15%
                                    925 Patterson Plank Road
                                    Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                    Bankers Trust Company                                 $3,565,000        9.27%
                                    648 Grassmere Park Drive
                                    Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------
                                    Boston Safe Deposit and Trust Company                 $3,566,538        9.27%
                                    525 William Penn Place
                                    Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------
                                    Citibank, N.A.                                        $7,000,000       18.20%
                                    3800 Citibank Center
                                    Tampa, FL  33630-9122
------------------------------------------------------------------------------------------------------------------
                                    COMERICA Bank                                         $2,405,000        6.25%
                                    411 West Lafayette, 3404
                                    Detroit, MI  48226
------------------------------------------------------------------------------------------------------------------
                                    JPMorgan Chase Bank                                  $10,705,000       27.83%
                                    C/O JP Morgan Investor Services
                                    14201 Dallas Pkwy, 12th Floor
                                    Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number             Description
         --------------             -----------
         23.1                       Consent of Independent Accountants.

         99.1                       Annual Management Report on Internal Controls.

         99.2                       Annual  Servicer's Certificate pursuant to Section
                                    4.10 of the Sale and Servicing Agreement.

         99.3                       Annual Independent Accountants Reports pursuant to
                                    Section 4.11 of the Sale and Servicing Agreement.

         99.4                       Annual Issuer's Certificate of Compliance with the Indenture.


                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2001:


Date                 Items Reported            Financial Statements
----------           --------------            ---------------------------

10/01/2001           5, 7                      Monthly report to Noteholders
                                               dated 9/17/2001

10/29/2001           5, 7                      Monthly report to Noteholders
                                               dated 10/15/2001

11/29/2001           5, 7                      Monthly report to Noteholders
                                               dated 11/15/2001

12/21/2001           5, 7                      Monthly report to Noteholders
                                               dated 12/17/2001

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2002


                             Chase Manhattan Auto Owner Trust 2000-A

                             by: Chase Manhattan Bank USA, National Association, as Servicer


                             By:  /s/ Patricia M. Garvey
                             -----------------------------------
                             Name:    Patricia M. Garvey
                             Title:   Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS



Exhibit Number:                     Description:
---------------                     -----------------------
23.1                                Consent of Independent Accountants.

99.1                                Annual Management Report on Internal Controls.

99.2                                Annual Servicer's Certificate pursuant to Section 4.10
                                    of the Sale and Servicing Agreement.

99.3                                Annual Independent Accountants Reports pursuant to
                                    Section 4.11 of the Sale and Servicing Agreement.

99.4                                Annual Issuer's Certificate of Compliance with the Indenture.